Form 10-K
period 2002-12-31
STRUCTURED OBLIGATIONS CORP
filed 2003-03-31
CIK 1156877

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 Commission File number: 333-67188

STRUCTURED OBLIGATIONS CORPORATION,
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	13-3692801 (I.R.S. Employer Identification No.)

270 Park Avenue, New York, New York (Address of principal executive offices)	10017 (Zip code)

Registrant's telephone number, including area code : (212) 834-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

8.125% Corporate Backed Listed Trust Securities ("COBALTS") Trust Series Sprint Capital Certificates, Series 2002-1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes x	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___     No ___

Introductory Note

Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by the COBALTS Supplement 2002-1 by and between the Trustor and the Trustee, providing for the issuance of the 8.125% Corporate Backed Listed Trust Securities (“COBALTS”) Trust Series Sprint Capital Certificates, Series 2002-1 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant’) The Certificates do not represent obligations of or interests in the Trustor or the Trustee. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), the Trustor is not required to respond to various items of From 10-K. Such items are designated herein as “Not applicable.”

PART I

Item 1.	Business Not Applicable.

Item 2.	Properties Not Applicable.

Item 3.	Legal Proceedings Not Applicable

Item 4.	Submission of Matters To A Vote of Security Holders None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters
The Certificates issued by and representing investors’ interest in the COBALTS Trust for Sprint Capital Notes (the “Trust”) are represented by one or more physical Certificates registered in the name of “Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered

Corporate Backed Listed Trust Securities ("COBALTS") Trust Series Sprint Capital Certificates, Series 2002-1	New York Stock Exchange

Item 6.	Selected Financial Data Not Applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk Not Applicable

Item 8.	Financial Statements and Supplementary Data Not Applicable

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure None

PART III

Item 10.	Directors and Executive Officers of the Registrant Not Applicable

Item 11.	Executive Compensation Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management (a) Not Applicable (b) Not Applicable (c) Not Applicable

Item 13.	Certain Relationships and Related Transactions None

Item 14.	Controls and Procedures None

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K (a) No accountant's report is required to be filed by the Trust. (b) Not Applicable (c) Not Applicable

SIGNATURE

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION, as trustor for the Trust Registrant

By: /s/ Michael J. Martin Name: Michael J. Martin Title: Authorized Signature
Dated: March 31, 2003

CERTIFICATION

COBALTS Trust for Sprint Capital Notes (the "Trust")

I, Michael J. Martin, the President of Structured Obligations Corporation, the trustor of the above-referenced Trust, certify that:

1.    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2.    Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.    Based on my knowledge, the distribution information required to be provided to the trustor by the trustee under each trust agreement, for inclusion in these reports is included in these reports;

4.    I am responsible for reviewing the activities performed by the trustor and each trustee under each trust agreement and based on my knowledge and the annual compliance review required under each trust agreement, and except as disclosed in the reports, the trustor and the trustee have fulfilled their obligations, under each trust agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank National Association and its officers and agents.

By: /s/ Michael J. Martin Name: Michael J. Martin Title: President Structured Obligations Corporation Date: March 31, 2003