Form 10-K/A
period 2002-12-31
STRUCTURED OBLIGATIONS CORP
filed 2004-02-23
CIK 1156877

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Registrant’s telephone number, including area code : (212) 270-2353

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

Yes x_       No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

Introductory Note

Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the “Trustee”), as supplemented by the COBALTS Supplement 2002-1 by and between the Trustor and the Trustee, providing for the issuance of the 8.125% Corporate Backed Listed Trust Securities (“COBALTS”) Trust Series Sprint Capital Certificates, Series 2002-1 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant”). The Certificates do not represent obligations of or interests in the Trustor or the Trustee. Pursuant to the staff administrative position established in Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995), the Trustor is not required to respond to various items of Form 10-K. Such items are designated herein as “Not applicable.”

Sprint Corporation (Commission File Number: 1-04721), the parent of Sprint Capital Corporation and the guarantor of the underlying securities is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reference is hereby made to the periodic and current reports and other information filed by Sprint Corporation with the Securities and Exchange Commission (the “Commission”) pursuant to the Exchange Act. Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Sprint Corporation may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system by Sprint Corporation. Neither the Trustor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Trustor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting Sprint Corporation or Sprint Capital Corporation, or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                                             PART I

Item 1.           Business
                  Not Applicable

Item 2.           Properties
                  Not Applicable

Item 3.           Legal Proceedings
                  The Registrant is not subject to any material pending legal proceedings.

Item 4.           Submission of Matters To A Vote of Security Holders
                  None
                                                             PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters
                  The Certificates  issued by and representing  investors'  interest in the COBALTS Trust for
                  Sprint Capital Notes (the "Trust") are represented by one or more physical  Certificates  registered in the name of "Cede & Co., the nominee of The Depository Trust Company.

                  The following Certificates are listed on the exchange identified below:

                    Title of Each Class                         Name of Each Exchange on Which Registered

Corporate Backed Listed Trust Securities ("COBALTS") Trust                New York Stock Exchange
Series Sprint Capital Certificates, Series 2002-1

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
                  Not Applicable

Item 11.          Executive Compensation
                  Not Applicable

Item 12.           Security Ownership of Certain Beneficial Owners and Management
                  Information required by Item 201(d) of Regulation S-X:  Not Applicable
                  Information required by Item 403 of Regulation S-X:  None

Item 13.          Certain Relationships and Related Transactions
                  None

Item 14.          Controls and Procedures
                  None

                                                                PART IV

Item 15.          Exhibits, Financial Schedules and Reports on Form 8-K

            (a) The following documents have been filed as part of this report.

                1.  Trustee's  Distribution  Statements  documented  on Form 8-K of  COBALTS  Trust  For  Sprint  Capital
Trust to the Certificateholders  for period of January 1, 2002  through and  including  December  31, 2002 have been filed with the  Securities  and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed in
Item 15 (b) below.

                2.  Exhibits:

                              99.1 - Certification  by the President of the Registrant  pursuant to 15 U.S.C.  Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                              99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           (b) The Form 8-Ks of the COBALTS  Trust for Sprint  Capital  Notes (the  "Trust")  which  relate to periods  covered by this annual report include (i) the Trust's Current Report on Form 8-K for the  distribution  date occurring on May 15, 2002 and filed on May 31, 2002 and (ii) the Trust's  Current Report on Form 8-K for the  distribution  date occurring on November 15, 2002 and filed on March 10, 2003.

           (c)  See Item 15(a) above.

           (d)  Not Applicable.

SIGNATURES

                  Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     STRUCTURED OBLIGATIONS CORPORATION,
                                                     as trustor for the Trust Registrant

                                                     By:      /s/ Chadwick S. Parson
                                                     Name:    Chadwick S. Parson
                                                     Title:   President

Dated: February 23, 2004

Exhibit 99.1

                                                             CERTIFICATION

I, Chadwick S. Parson, certify that:

1.          I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing  distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the COBALTS Trust For Sprint
Capital Notes;

2.          Based on my knowledge,  the  information in these  reports,  taken as a whole,  does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.          Based on my knowledge,  the distribution or servicing  information  required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.          I am responsible  for reviewing the activities  performed by the depositor and the trustee under the pooling and servicing, or similar,  agreement  and based upon my knowledge and the annual  compliance  review  required  under that  agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled their obligations under that agreement.

In giving the  certifications  above, I have reasonably  relied on information  provided to me by the following  unaffiliated parties:  U.S. Bank National Association and its officers and agents.

                                                                By:       /s/ Chadwick S. Parson
                                                                Name:     Chadwick S. Parson
                                                                Title:    President
                                                                Structured Obligations Corporation
                                                                Date:     February 23, 2004

Exhibit 99.2

                                                             CERTIFICATION

         The  undersigned,  being an officer of U.S. Bank Trust National  Association,  as trustee (the "Trustee") of the COBALTS
Trust For Sprint  Capital Notes (the "Trust")  hereby makes the following  certifications  for inclusion as an exhibit to the
Trust's annual report on Form 10-K for the fiscal year ended December 31, 2002 (the "Annual Report"):

1.       The Trustee is the trustee under the Trust's trust agreement.

2.       For the period covered by the Annual Report, the Trustee has fulfilled its obligations under the Trust's trust agreement.

                                                              By:     /s/ Marlene Fahey
                                                              Name:   Marlene Fahey
                                                              Title:  Vice President
                                                              Date:   February 20, 2004